Form 10-K/A
period 2017-12-31
GS Mortgage Securities Trust 2015-GC30
filed 2018-08-03
CIK 1639694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.5 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.5 to the Original 10-K.

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Dallas Market Center Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on May 29, 2015 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $30,485,767 for the twelve–month period ended November 30, 2017.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of May 1, 2015, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, U.S. Bank National Association, as Certificate Administrator and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 29, 2015 under Commission File No. 333-191331-08 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of April 1, 2015, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, Citibank, N.A., as Certificate Administrator and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to Citigroup Commercial Mortgage Securities Inc.’s Current Report on Form 8-K/A filed on July 17, 2015 under Commission File No. 333-189017-08 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of May 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 29, 2015 under Commission File No. 333-191331-08 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of May 1, 2015, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 29, 2015 under Commission File No. 333-191331-08 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of May 1, 2015, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 29, 2015 under Commission File No. 333-191331-08 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of May 1, 2015, between GS Mortgage Securities Corporation II and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on May 29, 2015 under Commission File No. 333-191331-08 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of May 1, 2015, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 29, 2015 under Commission File No. 333-191331-08 and incorporated by reference herein)

10.5	Mortgage Loan Purchase Agreement, dated as of May 1, 2015, between GS Mortgage Securities Corporation II and MC-Five Mile Commercial Mortgage Finance LLC (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on May 29, 2015 under Commission File No. 333-191331-08 and incorporated by reference herein)

10.6	Primary Servicing Agreement, dated as of May 1, 2015, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on May 29, 2015 under Commission File No. 333-191331-08 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.4	Trimont Real Estate Advisors, Inc., as Operating Advisor (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.5	Berkeley Point Capital LLC, as Primary Servicer

33.6	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Dallas Market Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)
8

33.7	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Dallas Market Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.8	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Dallas Market Center Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.9	Trimont Real Estate Advisors, Inc., as Operating Advisor of the Dallas Market Center Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.10	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.11	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.12	Citibank, N.A., as Certificate Administrator of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 33.12 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.13	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 33.13 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.14	Situs Holdings, LLC, as Operating Advisor of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 33.14 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.15	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 170 Broadway Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.16	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 170 Broadway Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.17	Citibank, N.A., as Certificate Administrator of the 170 Broadway Mortgage Loan (filed as Exhibit 33.12 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.18	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the 170 Broadway Mortgage Loan (filed as Exhibit 33.13 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.19	Situs Holdings, LLC, as Operating Advisor of the 170 Broadway Mortgage Loan (filed as Exhibit 33.14 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.20	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.21	CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 33.21 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.22	Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.23	Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 33.12 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.24	Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 33.24 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

33.25	Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 33.25 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)
9

34.4	Trimont Real Estate Advisors, Inc., as Operating Advisor (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.5	Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.6	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Dallas Market Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.7	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Dallas Market Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.8	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Dallas Market Center Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.9	Trimont Real Estate Advisors, Inc., as Operating Advisor of the Dallas Market Center Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.10	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.11	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.12	Citibank, N.A., as Certificate Administrator of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 34.12 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.13	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 34.13 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.14	Situs Holdings, LLC, as Operating Advisor of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 34.14 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.15	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 170 Broadway Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.16	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 170 Broadway Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.17	Citibank, N.A., as Certificate Administrator of the 170 Broadway Mortgage Loan (filed as Exhibit 34.12 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.18	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the 170 Broadway Mortgage Loan (filed as Exhibit 34.13 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.19	Situs Holdings, LLC, as Operating Advisor of the 170 Broadway Mortgage Loan (filed as Exhibit 34.14 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.20	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.21	CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 34.21 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.22	Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.23	Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 34.23 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.24	Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 34.24 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

34.25	Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 34.25 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35	Servicer compliance statements.
10

35.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.3	U.S. Bank National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.4	Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.5	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Dallas Market Center Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.6	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Dallas Market Center Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.7	U.S. Bank National Association, as Certificate Administrator of the Dallas Market Center Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.8	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.10	Citibank, N.A., as Certificate Administrator of the Selig Office Portfolio Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.11	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 170 Broadway Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.12	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 170 Broadway Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.13	Citibank, N.A., as Certificate Administrator of the 170 Broadway Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.14	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-08 and incorporated by reference herein)

35.15	CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.16	Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

(b)       The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)       Not Applicable.

11

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: August 3, 2018

12